Form 10-K
period 2003-12-31
ABFC ASSET-BACKED CERTIFICATES SERIES 2003-WMC1
filed 2004-03-30
CIK 1271161

------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                       Commission File Number  333-10855-01
                                                               ---------------

             ASSET BACKED FUNDING CORPORATION, ABFC 2003-WMC1 Trust
                 ABFC Asset Backed Certificates Series 2003-WMC1
             (Exact name of registrant as specified in its charter)


         New York                                  41-2119392, 41-2119400
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

c/o Asset Backed Funding Corporation
214 North Tyron Sreet
Charlotte, North Carolina                                   28255
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (704) 386-2400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

ABFC 2003-WMC1 Trust
ABFC Asset-Backed Certificates, Series 2003-WMC1
-----------------------------------------------------------------------

Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Servicer or the Trustee, as relates to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    There  is  currently  no   established   public   trading  market  for  the
certificates issued by the Trust.

     As of December 31, 2003 the total number of holders with respect to each class of certificates is set forth below:

        Class A1       1
        Class A2       2
        Class A3       2
        Class M1       3
        Class M2       3
        Class M3       4
        Class M4       3
        Class M5       3
        Class M6       2
        Class CE       1
        Class P        1
        Class R        1

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         Omitted.

Item 14. Principal Accounting Fees and Services

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Not Applicable

(b) The Pooling and Servicing Agreement for the transaction was filed as an exhibit to Form 8-K on December 10, 2003.

(c)      4.1      Pooling and Servicing Agreement (filed as an exhibit to
                  Form 8-K on December 10, 2003).

         31.1     Rule 13a-14(a)/15d-14(a) Certification.

         99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

         99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

(d)      Not Applicable

ABFC 2003-WMC1 Trust
ABFC Asset Backed Certificates Series 2003-WMC1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ABFC 2003-WMC1 Trust
                  ABFC Asset Backed Certificates Series 2003-WMC1 (Registrant)


               By:  Asset Backed Funding Corporation, as Depositor

               By:  /s/  George Ellison
                    -----------------------------------------
             Name:  George Ellison
             Title: President

              Date: March 30, 2004
                    -----------------------

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

No annual report is provided to Certificateholders other than with respect to aggregate principal and interest distributions. No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholders with respect to any annual or other meeting of security holders.

                                 EXHIBIT INDEX
Exhibit No.


4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on December 10, 2003).

31.1     Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                          ---------------------------

                                 CERTIFICATION

                             ABFC 2003-WMC1 TRUST,
                   ASSET-BACKED CERTIFICATES, SERIES 2003-WMC1

I, George Ellison, certify that:

     1. I have reviewed this annual report on Form 10-K, and all Monthly Form 8-K's containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the ABFC 2003-WMC1 Trust;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement, dated as of November 1, 2003 (the "Agreement"), among Asset Backed Funding Corporation, as depositor, HomEq Servicing Corporation, as servicer (the "Servicer"), and JPMorgan Chase Bank, as trustee (the "Trustee") for inclusion in these reports is included in these reports;

     4. Based on my knowledge and upon the annual compliance statement included in the annual report on Form 10-K and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement;

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports; and

     6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: HomEq Servicing Corporation and JPMorgan Chase Bank.


                        By:  /s/  George Ellison
                            -----------------------------------------
                      Name: George Ellison
                     Title: President


                      Date:  March 30, 2004
                             -----------------------

                                  EXHIBIT 99.1
            Annual Independent Public Accountant's Servicing Report
                            -----------------------


KPMG
503 South Tryon Street
Three First Union Center
Charlotte, NC  28202-1011


INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
HomEq Servicing Corporation


     We have examined management's assertion, included in the accompanying Management Assertion, that HomEq Servicing Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) as of the for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

March 14, 2004

                              Management Assertion

     As of and for the period ended December 31, 2003, HomEQ Servicing Corporation (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $200 million and $20 million, respectively.

HomeEq Servicing Corporation


/s/ Arthur Q. Lyon                              March 12, 2004
-----------------------------------------       --------------
Arthur Q. Lyon                                  Date
President


/s/ Keith G. Becher                             March 12, 2004
------------------------------------------      --------------
Keith G. Becher                                 Date
Chief Operating Officer

                                  EXHIBIT 99.2
                       Annual Statement as to Compliance
                            -----------------------


                             OFFICER'S CERTIFICATE
                              ABFC 2003-WMC1 TRUST
                  ASSET-BACKED CERTIFICATES, SERIES 2003-WMC1



     I, Arthur L. Lyon, certify to the Depositor and the Trustee, and their officers, directors and afiliates, and with the knowledge and intent that they will rely upon this certification, that:

     (i) a review of the activities of the Servicer during the calendar year ending December 31, 2003 and of the performance of the Servicer under the Pooling and Servicing Agreement has been made under my supervision, and

     (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing throughout such year.

Date:  March 29, 2004

/s/ Arthur L. Lyon
-----------------------
Arthur L. Lyon
President